Form 10-Q
period 2011-06-30
SLCA I, INC.
filed 2011-08-11
CIK 1515741

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54316

SLCA I, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-5575397
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

7311 Broadway St., Galveston, TX 77554
(Address of principal executive offices)

(713) 468-2717
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

As of July 28, 2011, there were 1,000,000 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

SLCA I, INC.

- INDEX –

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended June 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission as of and for the period ended March 20, 2011.

SLCA I, INC.
(A Development Stage Company)
Balance Sheets

	As of
	(Unaudited)
	June 30, 2011	March 20, 2011
ASSETS

CURRENT ASSETS:
Cash	$6,651	$16,250

Total Current Assets	$6,651	$16,250

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable-stockholders'	$19,900	$19,900
Accrued interest expense	486	-
Due to officer	-	941
Total Current Liabilities	20,386	20,841

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued	$-	$-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 1,000,000 issued and outstanding	100	100
Additional paid-in capital	-	-
Deficit accumulated during development stage	(13,835)	(4,691)
Total Stockholders' equity (deficit	(13,735)	(4,591)

	$6,651	$16,250

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SLCA I, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2011	For the Period From March 21, 2011 ended June 30, 2011	For the Period Since Inception (March 11, 2011) ended June 30, 2011

Revenues	$-	$-	$-

Expenses	1,851	9,144	13,835

Net Loss	$(1,851)	$(9,144)	$(13,835)

Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	1,000,000	1,000,000	1,000,000

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SLCA I, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Period From March 21, 2011 ended June 30, 2011	For the Period Since Inception (March 11, 2011) ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,144)	$(13,835)
Increase in accrued interest expense	486	486
Decrease in due to officer	(941)	-

Net Cash Used In Operating Activities	(9,599)	(13,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	19,900
Common stock issued for cash	-	100

Net Cash Provided by Financing Activities	-	20,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,599)	6,651

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	16,250	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$6,651	$6,651

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SLCA I, INC.
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
SLCA I, Inc. (the Company), a development stage company, was incorporated under the laws of the State of Delaware on March 11, 2011.  The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities".  The fiscal year end is December 31.

The Company filed a Form 10 registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934.  The registration statement was declared effective on May 27, 2011.

Basis of Presentation
The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Registration Statement on Form 10.

Going Concern and Plan of Operation
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has negative working capital, negative stockholders’ equity and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes
In accordance with ASC Topic 740, "Accounting for Income Taxes", the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business. The Company may elect a limited deduction of up to $10,000 in the taxable year in which the trade or business begins. This deduction must be reduced by the amount of startup costs in excess of $60,000. The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company has provided a valuation allowance in the full amount of the deferred tax asset because there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has adopted ASC Topic 740, "Accounting for Uncertainty in Income Taxes" - an interpretation of FASB Statement No. 48 (“FIN 48”). ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with ASC Topic 740, Accounting for Income Taxes.

As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material effect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

Income Taxes (Continued)
The Company does not have any unrecognized tax benefits as of June 30, 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company has not recognized or incurred any interest or penalties since its inception.

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Concentrations of Credit Risk
The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. As of June 30, 2011, there were no potentially dilutive securities outstanding.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 2 – NOTES PAYABLE-STOCKHOLDERS

On March 11, 2011, the Company issued two promissory notes in the amount of $9,950 each to its stockholders, which are unsecured and bear interest at 8.0% per annum.  The notes are due in one year or on demand.

NOTE 3 - STOCKHOLDERS' EQUITY

On March 11, 2011, the Company issued 1,000,000 shares of common stock for consideration of $100.00 to its officers and directors. At the same time each of its stockholders advanced the Company $9,950 in exchange for an unsecured promissory note bearing interest at 8.0% per annum which is due in one year or on demand.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most of our office services are provided at no charge by Shoreline Capital Advisors, Inc. (“Shoreline”), an affiliate of our officers and directors.  Our management determined that the value of such services is nominal and therefore did not recognize any related expense in our financial statements.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SLCA I, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on March 11, 2011 (Inception).  The Company maintains its principal executive office at 7311 Broadway, Galveston, TX 77554.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) which became effective on May 27, 2011.  Since the effectiveness of its Form 10, the Company has focused its efforts to identify a possible business combination.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next 12 months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be advanced to, loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $6,651 in its treasury. We currently have no agreements or specific arrangements in place with our stockholders, management or other investors, however, our management and certain stockholders have indicated an intention to advance funds to us as needed in order to cover costs related to our Exchange Act filing requirements and investigating, analyzing and consummating a business combination.  None of our stockholders or management have indicated a maximum amount which such person may be willing to provide to the Company for funding such expenditures.  There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding if needed.  Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a business combination with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. We may pursue a target company and not effect a merger in which case our resources would be depleted with no possibility of recovery.  Any target business that is selected may be financially unstable or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. We believe that while a private operating company may be able to file its own Exchange Act registration statement to achieve the benefits of becoming a public reporting or trading company, those benefits are likely to be achieved at a faster rate through a business combination.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets of $6,651 comprised exclusively of cash.   The Company’s current liabilities as of June 30, 2011 amounted to $20,386, comprised exclusively of notes payable and related accrued interest due to its stockholders.   The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from March 11, 2011 (Inception), through June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  These circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months will be to continue its efforts to locate suitable business combination candidates.

For the three months ended June 30, 2011, the Company had a net loss of $1,851, comprised of legal, accounting, audit and other fees incurred in relation to organizational activities and the filing of the Company’s Registration Statement on Form 10.

For the cumulative period from March 11, 2011 (Inception) to June 30, 2011, the Company had a net loss of $13,835, comprised of legal, accounting, audit and other fees incurred in relation to the formation of the Company and filing of the Company’s Registration Statement on Form 10.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes (including corrective actions with respect to a material weakness) in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

31.1	Certification of the Registrant’s Chief Executive Officer, Michael S. Chadwick, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Certification of the Registrant’s Chief Financial Officer, Cary M. Grossman, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1
Certification of the Registrant’s Chief Executive Officer, Michael S. Chadwick, and Chief Financial Officer, Cary M. Grossman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SLCA I, INC.

Dated: August 11, 2011	By:	/s/ Michael S. Chadwick
Michael S. Chadwick
President and Director
Principal Executive Officer

Dated: August 11, 2011	By:	/s/ Cary M. Grossman
Cary M. Grossman
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer